Form 10-K
period 2005-12-31
PRIME MORTGAGE TRUST, MORTGAGE PASS-THROUGH CERTIFICATES & RE-REMIC CERTIFICATES, SERIES 2005-1
filed 2006-03-29
CIK 1315833

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-120916-03


        PRIME Mortgage Trust
        Mortgage Pass-Through Certificates
        Series 2005-1

     (Exact name of registrant as specified in its charter)


  New York                                          54-2168035
  (State or other jurisdiction of                   54-2168036
  incorporation or organization)                    54-2168037
                                                    54-2168038
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 22.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Report of Independent Registered Public Accounting Firm concerning servicing activities.


      a) Associated Credit Union, as Sub-Servicer for U.S. Central Credit Union <F1>
      b) Bank Fund Staff FCU, as Sub-Servicer for U.S. Central Credit Union <F1>
      c) Bethpage FCU, as Sub-Servicer for U.S. Central Credit Union <F1>
      d) Boulder Valley, as Sub-Servicer for U.S. Central Credit Union <F1>
      e) Cumanet Credit Union Mortgage Alliance Network, as Servicer, performing private label servicing for Affinity, a sub servicer for US central<F1>
      f) EMC Mortgage Corp, as Servicer <F1>
      g) Graystone, as Sub-Servicer for U.S. Central Credit Union <F1>
      h) GTE Federal Credit Union, as Sub-Servicer for U.S. Central Credit Union <F1>
      i) HSBC Bank, USA, as Servicer <F1>
      j) Midwest Loan Services, as Sub-Servicer for U.S. Central Credit Union <F1>
      k) National City Mortgage Co, as Servicer <F1>
      l) Navy Federal Credit Union, as Sub-Servicer for U.S. Central Credit Union <F1>
      m) Wells Fargo Bank, N.A., as Servicer <F1>
      n) Wescom, as Sub-Servicer for U.S. Central Credit Union <F1>


     (99.2) Management's Assertion as to Compliance with Minimum Servicing
            Standards.


      a) Associated Credit Union, as Sub-Servicer for U.S. Central Credit Union <F1>
      b) Bank Fund Staff FCU, as Sub-Servicer for U.S. Central Credit Union <F1>
      c) Bethpage FCU, as Sub-Servicer for U.S. Central Credit Union <F1>
      d) Boulder Valley, as Sub-Servicer for U.S. Central Credit Union <F1>
      e) Cumanet Credit Union Mortgage Alliance Network, as Servicer, performing private label servicing for Affinity, a sub servicer for US central<F1>
      f) EMC Mortgage Corp, as Servicer <F1>
      g) Graystone, as Sub-Servicer for U.S. Central Credit Union <F1>
      h) GTE Federal Credit Union, as Sub-Servicer for U.S. Central Credit Union <F1>
      i) HSBC Bank, USA, as Servicer <F1>
      j) Midwest Loan Services, as Sub-Servicer for U.S. Central Credit Union <F1>
      k) National City Mortgage Co, as Servicer <F1>
      l) Navy Federal Credit Union, as Sub-Servicer for U.S. Central Credit Union <F1>
      m) Wells Fargo Bank, N.A., as Servicer <F1>
      n) Wescom, as Sub-Servicer for U.S. Central Credit Union <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) EMC Mortgage Corp, as Servicer <F1>
      b) HSBC Bank, USA, as Servicer <F1>
      c) National City Mortgage Co, as Servicer <F1>
      d) U.S. Central Credit Union, as Servicer <F1>
      e) Wells Fargo Bank, N.A., as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


     (99.5) Reliance Certifications Mandated under the Pooling and Servicing
            Agreement for the year ended December 31, 2005


      a) EMC Mortgage Corp, as Servicer <F2>
      b) HSBC Bank, USA, as Servicer <F2>
      c) National City Mortgage Co, as Servicer <F2>
      d) U.S. Central Credit Union, as Servicer <F2>
      e) Wells Fargo Bank, N.A., as Servicer <F2>




   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.

  <F2> Certification has been received.




                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    PRIME Mortgage Trust
    Mortgage Pass-Through Certificates
    Series 2005-1
    (Registrant)


  Signed: Wells Fargo Bank, N.A. as Master Servicer

  By:     Dawn Hammond, Vice President

  By: /s/ Dawn Hammond, Vice President

  Dated: March 29, 2006





  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Dawn Hammond, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of PRIME Mortgage Trust Mortgage Pass-Through Certificates, Series 2005-1 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     EMC Mortgage Corp as Servicer, HSBC Bank, USA as Servicer, National
     City Mortgage Co as Servicer, U.S. Central Credit Union as Named Servicer.

     Date: March 29, 2006

     /s/ Dawn Hammond
     Signature

     Vice President
     Title





  EX-99.1 (a)
Nearman*Maynard*Vallez
CPAs & Consultants, P.A.

Steven L. Nearman, CPA, CFE
Cecil D. Maynard, CPA, MPA, CFE
Christopher J. Vallez, CPA, MBA
Jennifer N. Hoskins, CPA, MPA
Rachel E. Fisher, CISA, NCCO

Associated Credit Union
6251 Crooked Creek Road
Norcross, GA 30092-3107

Independent Accountant's Report

To Associated Credit Union:

We have examined management's assertion about Associated Credit Union's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005 included in the accompanying management assertion. Management is responsible for Associated Credit Union's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Associated Credit Union's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Associated Credit Union's compliance with the minimum servicing standards.

The minimum servicing standards require that escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis. The Credit Union currently does not have controls in place to ensure escrow accounts are analyzed on at least an annual basis.

The minimum servicing standards require mortgage payments be deposited into custodial bank accounts and posted to applicable mortgagor records within two business days of receipt. The Credit Union currently does not have controls in place to ensure payments are deposited into custodial accounts and posted to mortgagor records within required time frames.

In our opinion, management's assertion that Associated Credit Union complied with the aforementioned minimum servicing standards as of and for the twelve months ended December 31, 2005 is fairly stated, in all material respects, except as stated in the preceding paragraphs.


/s/ Nearman, Maynard, Vallez, CPAs & Consultants, P.A.
Nearman, Maynard, Vallez, CPAs & Consultants, P.A.

Atlanta:
205 Brandywine Blvd., Suite 100
Fayetteville, Georgia 30214-1561
(770) 461-5706 FAX (770) 719-1888

http://www.nearman.com

Miami:
10621 North Kendall Dr., Suite 219
Miami, Florida 33176
(305) 598-1730 FAX (305) 595-9316

E-mail: info@nearman.com





  EX-99.1 (b)
(logo) ERNST & YOUNG

* Ernst & Young LLP
  8484 Westpark Drive
  McLean, VA 22102

* Phone: (703) 747-1000
  www.ey.com



Report of Independent Accountants


We have examined management's assertion, included in the accompanying report titled Management Assertion, that Bank-Fund Staff Federal Credit Union (the "Credit Union") complied with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) for the year ended December 31, 2005. Management is responsible for the Credit Union's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Credit Union's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.


In our opinion, management's assertion that the Credit Union complied with the aforementioned requirements for the year ended December 31, 2005 is fairly stated, in all material respects.



/s/ Ernst + Young LLP



February 28, 2006





A Member Practice of Ernst & Young Global





  EX-99.1 (c)
(logo) McGladrey & Pullen
Certified Public Accountants


Bethpage Federal Credit Union
Bethpage, New York


We have examined management's assertion about Bethpage Federal Credit Union's Compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005 included in the accompanying management assertion. Our responsibility is to express an opinion on management's assertion about Bethpage Federal Credit Union's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accounts and, accordingly, included examining, on a test basis, evidence about Bethpage Federal Credit Union's compliance with minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Bethpage Federal Credit Union's compliance with the minimum servicing standards.

In our opinion, management's assertion that Bethpage Federal Credit Union complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.

/s/ McGladrey & Pullen, LLP

Beverly, Massachusetts
February 8, 2006
bethpg.bo.usap.ann.05.se


McGladrey & Pullen, LLP is a member firm of RSM International-an affiliation of separate and independent legal entities.





  EX-99.1 (d)
PETERSEN & ASSOCIATES
Certified Public Accountants
P.O. BOX 350130 * WESTMINSTER, CO 80035-0130 * TELEPHONE (303) 457-1707


INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and
Supervisory Committee
Boulder Valley Credit Union
Boulder, Colorado

We have examined management's assertion about Boulder Valley Credit Union's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005 included the accompanying management assertion. Management is responsible for Boulder Valley Credit Union's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Boulder Valley Credit Union's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Boulder Valley Credit Union's compliance with the minimum servicing standards.

In our opinion, management's assertion that Boulder Valley Credit Union complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.

PETERSEN & ASSOCIATES

/s/ Peterson and Associates
Westminster, Colorado
February 10, 2006





  EX-99.1 (e)
(logo) McGladrey & Pullen
Certified Public Accountants



CUMAnet, LLC
Basking Ridge, New Jersey


We have examined management's assertion about CUMAnet, LLC's Compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005 included in the accompanying management assertion. Our responsibility is to express an opinion on management's assertion about CUMAnet, LLC's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about CUMAnet, LLC's compliance with minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on CUMAnet, LLC's compliance with the minimum servicing standards.

In our opinion, management's assertion that CUMAnet, LLC complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.

/s/ McGladrey & Pullen, LLP

Alexandria, Virginia
January 20, 2006



McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal entities.





  EX-99.1 (f)
(logo) Deloitte.
Deloitte & Touche LLP
JPMorgan Chase Tower
2200 Ross Avenue, Suite 1600
Dallas, TX 75201-6778
USA

Tel: +1 214 840 7000
www.deloitte.com


Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholder of EMC Mortgage Corporation:

We have examined management's assertion that EMC Mortgage Corporation (the "Company") (a wholly owned subsidiary of The Bear Stearns Companies Inc.) has complied as of and for the period from December 1, 2004 through November 30, 2005, with its established minimum servicing standards described in the accompanying Management's Assertion dated February 17, 2006. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants as adopted by the Public Company Accounting Oversight Board and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the period from December 1, 2004 through November 30, 2005, is fairly stated, in all material respects based on the criteria set forth in Appendix A.

/s/ Deloitte & Touche LLP

February 17, 2006



Member of
Deloitte Touche Tohmatsu


(PAGE)


MANAGEMENT'S ASSERTION

As of and for the year ended November 30, 2005, EMC Mortgage Corporation (the "Company") (a wholly owned subsidiary of The Bear Stearns Companies Inc.), has complied, in all material respects, with the Company's established minimum servicing standards for residential mortgage loans as set forth in Appendix A (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of December 1, 2004 and for the fiscal year ending November 30, 2005, the Company had in effect a fidelity bond in the amount of $210,000,000 and an errors and omissions policy in the amount of $20,000,000.

/s/ Ralene Ruyle
Ralene Ruyle, President

/s/ F.Norton Wells
F. Norton Wells, Executive Vice President

/s/ Sue Stepanek
Sue Stepanek, Executive Vice President



Two MacArthur Ridge, 909 Hidden Ridge Drive, Suite 200, Irving, Texas 75038 Mailing Address: P.O. Box 141358 Irving, Texas 75014-1358


(logo) MBA
Member
Mortgage Bankers
Association of America


(PAGE)


APPENDIX A

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS
ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR
MORTGAGE BANKERS

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

   * be mathematically accurate;

   * be prepared within forty-five (45) calendar days after the cutoff date;

   * be reviewed and approved by someone other than the person who prepared the reconciliation; and

   * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.



-2-

(PAGE)

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





-3-





  EX-99.1 (g)
(logo)
WOLF
& COMPANY, P.C.

Certified Public Accountants
and Business Consultants


The Board of Directors
Graystone Mortgage Corporation
Sudbury, Massachusetts


We have examined management's assertion about Graystone Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005 included in the accompanying management assertion. Management is responsible for the Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Corporation's compliance with the minimum servicing standards.

In our opinion, management's assertion that Graystone Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated in all material respects.


/s/ Wolf & Company, P.C.
Boston, Massachusetts
February 17, 2006


99 High Street * Boston, Massachusetts * 02110-2320 *
Phone 617-439-9700 * Fax 617-542-0400

1500 Main Street * Suite 1500 * Springfield, Massachusetts * 01115 * Phone 413-747-9042 * Fax 413-739-5149

www.wolfandco.com





  EX-99.1 (h)
Carter, Belcourt & Atkinson, P.A.
CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS ADVISORS


INDEPENDENT ACCOUNTANTS' REPORT

To GTE Federal Credit Union:

We have examined management's assertion about GTE Federal Credit Union's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) for loans serviced for Credit Union Lending Member Connection (Charlie Mac) as of and for the year ended December 31, 2005, included in the accompanying management assertion. Management is responsible for GTE Federal Credit Union's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about GTE Federal Credit Union's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on GTE Federal Credit Union's compliance with the minimum servicing standards.

In our opinion, management's assertion that GTE Federal Credit Union complied with the aforementioned minimum servicing standards for loans serviced for Charlie Mac as of and for the year ended December 31, 2005 is fairly stated, in all material respects.

/s/ Carter, Belcourt & Atkinson, P.A.

February 21, 2006


331 South Florida Avenue, Suite 400
Lakeland, Florida 33801-4626
(863)687-4010 FAX(863)683-9667 (800)749-6264

101 East Kennedy Boulevard, Suite 1250
Tampa, Florida 33602-5197
(813)223-1316 FAX(813)229-5952 (800)933-3456





  EX-99.1 (i)
(logo)KPMG


KPMG LLP
Suite 601
12 Fountain Plaza
Buffalo, NY 14202



Independent Accountants' Report


The Board of Directors
HSBC Mortgage Corporation (USA):


We have examined management's assertion, included in the accompanying Management Assertion, that HSBC Mortgage Corporation (USA) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for HSBC Mortgage Corporation (USA)'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards.

In our opinion, management's assertion that HSBC Mortgage Corporation (USA) complied with the aforementioned minimum servicing standards during the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP

February 27, 2006



KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (j)
(logo) UHY LLP
Certified Public Accountants



REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Midwest Loan Services, Inc.


We have examined management's assertion, included in the accompanying report titled Report of Management, that Midwest Loan Services, Inc. complied with the servicing standards identified in exhibit A to the Report of Management as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2005. Management is responsible for the Company's compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination does not provide a legal determination on the Company's compliance with specified minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned specified minimum standards during the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ UHY LLP
Southfield, Michigan
January 20, 2006


An Independent Member of Urbach Hacker Young International Limited


(page)


(logo) Midwest
LOAN SERVICES INC.
616 Shelden Avenue, Suite 300
P.O. Box 144
Houghton, MI 49931-0144
phone: (906) 487-5870
fax: (906) 487-5869
e-mail: misloan@up.net
web: www.midwestloanservices.com

Specified Minimum Servicing Standards


I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

a.  Be mathematically accurate;
b. Be prepared within forty-five (45) calendars after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;
c. Be reviewed and approved by someone other than the person who prepared the reconciliations; and
d. Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.


II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records with two (2) business days of receipt.

3. Mortgage payments shall be allocated to the principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


(page)


Specified Minimum Servicing Standards (continued)


III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with the cancelled checks or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.


IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investor's records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.


V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on adjustable rate mortgages (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.


VI. Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment)


VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in the management's assertion.


(page)


Specified Minimum Servicing Standards (continued)


Signed,

/s/ Edward Burger
Edward Burger, President

Date:
      March 23rd, 2006





  EX-99.1 (k)
(logo) ERNST&YOUNG

*Ernst & Young LLP
 Suite 1300
 925 Euclid Avenue
 Cleveland, OH 44115

*Phone: (216)861-5000
 www.ey.com



Report on Management's Assertion on Compliance with the Specified Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers


Report of Independent Accountants



Board of Directors
National City Mortgage Co.


We have examined management's assertion, included in the accompanying report titled Report of Management, that National City Mortgage Co.(NCM) complied with the minimum servicing standards identified in Exhibit A to the Report of Management (the specific minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers during the year-ended December 31, 2005. Management is responsible for NCM's compliance with the specified minimum servicing standards. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about NCM's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified minimum servicing standards.

In our opinion, management's assertion that NCM complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2005, is fairly stated, in all material respects.


/s/ Ernst & Young LLP


March 1, 2006



A Member Practice of Earnst & Young Global


(page)


Exhibit A

Minimum Servicing Standards


Custodial Bank Accounts

Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be mathematically accurate, be prepared within forty-five (30) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period, be reviewed and approved by someone other than the person who prepared the reconciliation and document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

Procedure:

The bank reconciliation processors have no reporting or remitting authority or responsibility. They are responsible for reporting reconciling items greater than 90 days to the supervisor. Because of this, the supervisor and manager review all the clearing accounts, any account with reconciling items greater than 90 days, and accounts with an overdrawn balance only.

All of the custodial accounts are reconciled each month, with any outstanding items over 90 days reported to supervision for their review. They are reconciled within 30 days.

After all accounts are reconciled,
* The bank recon log which records the all accounts and the date the reconciliation is completed is given to the Supervisor of the area.
* Any custodial account which has items 90 days outstanding is indicated in red on the log and that month's reconciliation is given with the log to the Supervisor.

The reconciliation log is given to the supervisor who verifies all accounts are reconciled within the time frames. Each clearing account is reviewed by the Supervisor for validity, verifying the reconciliation is complete and accurate, using any system reports if they are applicable. The Supervisor signs off on the bottom of each reconciliation and dates the document.

After all accounts are reviewed and any memos are prepared and signed off, all of the reconciliations and the reconciliation log are then forwarded to the Vice President of Investor Services for a second review and signoff.

All private pool investor (recon 660) and GSE principal and interest custodial account reconciliations are reviewed and signed off on by the supervisor. Also, the manager selects 10 accounts per month at random for review.

Mortgage Payments

Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt. Mortgage payments made in accordance with


(page)


the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

Procedure:

NCM receives mortgage payments from their customers through the following channels: Lockbox, EFT, Over-the-Counter [OTC are payments made at a National City Bank branch], In-House payments [payments received from other departments or directly mailed to NCM], and Electronic Transmissions [payments received electronically from vendors such as SpeedPay, CheckFree, Metavante, Princeton eCom, On-Line Resources and Western Union Quick Collect]. All customer payments made via Lockbox, EFT, Over-the-Counter, In-House and Electronic Transmissions are ultimately transferred to the NCMC Collection Clearing Account (DDA # 2532529). The Collection Clearing account activity is balanced to Exact transaction reports on a daily basis by Payment Services. These reports are retrieved from a bank reporting service. The Collection Clearing account is also balanced to the bank statement monthly by Investor Services, who has no payment posting authority.

Each day, balancing processors ensure that the payments received from the channels noted above are deposited into the related bank clearing accounts and that the borrower's payment information has been updated to MSP [Fidelity].

All payments received by National City Mortgage are updated within two (2) business days or less. Below is a description by payment channel.
* Lockbox has an SLA [Service Level Agreement] with NCM that 100% of matched payments will be processed same day. The remaining, exception payments will be processed 100% the next day.
* EFT payments are processed electronically on their scheduled date.
* OTC payments are transmitted directly to MSP daily by National City Bank.
* Electronic/Bill Payment Vendor payments are transmitted directly to MSP daily by the vendor.
* In-House payments are received from: (1) other departments, (2) unprocessed work from Lockbox; (3) Customer Service lobby; and (4) payments mailed directly to NCMC. In-House payments [exception payments] are keyed directly into the MSP system and are applied to the mortgagor records the day received by Payment Services. If all payments are not processed same day, they are processed the first thing the following morning. Payments are processed first-in-first-out.

Each payment processed into MSP [Fidelity] is automatically allocated by the MSP system to principal, interest, taxes, insurance and service fees during MSP's nightly processing. National City Mortgage Co. accepts payoffs by check or wire. Payoff checks and wires received by 3:00 p.m. Eastern Time, Monday through Friday, will be processed the same day. Payoff checks must be mailed to: 3232 Newmark Dr., Miamisburg, Ohio 45342, Attn: Payoff Dept. All payoffs are date stamped and posted to the servicing system (Fidelity) the same day received with the exception of short payoffs. Deposit slips are prepared and batch reconciled to the deposit. The deposit slips and corresponding checks are hand delivered to Payment Services for a second reconciliation to prepare for delivery to the bank. If payoff funds received are inadequate and sufficient funds are not in the loans escrow/impound account, National City Mortgage Co. will contact the sender of the funds to collect the shortage.

Disbursements


(page)


Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements. Unissued checks shall be safeguarded so as to prevent unauthorized access.

Procedure:

National City Mortgage Co has proper internal controls to provide reasonable assurance that investor remittances and tax and insurance payments are properly authorized at the correct amount. The servicing system tracks due dates to ensure timely payment. All clearing and custodial accounts are reconciled monthly to the servicing system. Only authorized personnel are allowed wire transfer access and check printing access. Internal audits and utilization of the servicing system prevents duplicate payments.

Each loan is audited to ensure that the appropriate insurance and tax information has been populated for correct disbursement. Tax and Insurance information is tracked on an automated "Insurance or Tax Workstation" and disbursements are generated based on the appropriate expiration or due date.

Investor Accounting and Reporting

The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

Procedure:

For the majority of loans, the investor sends a "turnaround" report which compares the servicer trial balance records to the investor records. Other investors notify the Investor Services department of differences.

Mortgagor Loan Accounting

The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

Procedure:

Once a loan boards the Fidelity servicing system, it is reviewed for accuracy. The Fidelity system tracks each loan until termination. Sufficient funds are deposited to the escrow account to cover insurance premiums, (including hazard, flood, PMI and MIP), taxes, and special assessments.


(page)


ARM adjustments are calculated on an automated "ARM workstation" and are based on the appropriate index as obtained in the Wall Street Journal or other financial publication as needed. A letter is sent according to RESPA requirements, advising the borrower of the new rate.

Each escrowed loan is boarded on the Fidelity servicing system with a coupon month that indicates when the loan is due for escrow analysis. Loans are reviewed each month based upon the coupon month and the mass escrow analysis is performed. Quality audit reports are ordered monthly on the entire portfolio to ensure that the loans are in the appropriate coupon month and that each loan has been analyzed in the past twelve months or remains within RESPA compliance.

The accrual of interest on escrow is tracked on the Fidelity servicing system on the loan level. Monthly reports, ordered by the Escrow Analysis Supervisor, release the funds to be deposited into the escrow accounts. Quarterly, the Escrow Analysis Supervisor reviews the state regulations for changes. Quality audit reports are ordered monthly on the loans in states requiring interest on escrow to ensure that the loans are properly coded for interest on escrow.

Delinquencies

Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment repayment plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

Procedure:

National City Mortgage Co.'s collection strategy is to make early contact with delinquent mortgagors to improve the likelihood that defaults and poor pay habits can be cured. This strategy employs a series of calls, letters, and property inspections to gather information regarding the reasons for default, the mortgagors' ability to pay, their intentions to retain the property and the condition of the property.

Delinquency trends, by product, are analyzed throughout the month to provide effective call campaign penetration strategies. Risk Profiler and Early Indicator scoring are utilized to prioritize calling campaigns. High risk and special product loans are managed in a Special Servicing Team. This team consists of counselors who demonstrate strong technical and product knowledge, excellent listening skills, and possess a thorough understanding of loss mitigation.

The use of Early Resolution allows counselors to work all stages of delinquency. Loans thirty or more days past due are worked through Early Resolution starting the first day of the month. Less than thirty-day delinquent loans are worked in FIS through the sixteenth of the month. All delinquent loans are processed through Early Resolution by the seventeenth day of the month.

The scripting and prompting tools within Early Resolution guide the counselor to obtain the necessary mortgagor information required to evaluate a hierarchy of solutions. Approximately three hundred management controls and embedded complex calculations within Early Resolution lead the counselor through the appropriate qualification/pre-qualification or loss mitigation resolution. The available Loss Mitigation options are:
* Partial Claim/Claim Advance

* Modification

* Short Sale


(page)


* Deed-in-lieu of foreclosure

Workouts are encouraged if the end result is to improve the likelihood that the mortgagor can retain his/her home through reduced payments or that losses can be reduced through an assisted short sale of the property. In the interest of minimizing investor losses, collection activity continues during the loss mitigation review process. If the mortgagor's financial situation does not support a workout or if the mortgagor is unwilling to work with National City Mortgage Co., the loan is breached and moved timely through the foreclosure process. Loss Mitigation will continue to be offered to the borrower throughout the foreclosure process.

Insurance Policies

A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

Procedure:

National City Mortgage Co is required to carry adequate coverage on National City Mortgage Co's loans in the event that National City Mortgage Co made an error. The policy is reviewed annually to ensure proper coverage.





  EX-99.1 (l)
(logo) PRICEWATERHOUSECOOPERS



PricewaterhouseCoopers LLP
1800 Tysons Boulevard
McLean. VA 22102-4261
Telephone (703) 918 3000
Facsimile (703) 918 3100



Report of Independent Accountants

To the Board of Directors and Supervisory Committee of
Navy Federal Credit Union



We have examined management's assertion about Navy Federal Credit Union's (the "Credit Union") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Credit Union's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Credit Union's compliance based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Credit Union's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Credit Union's compliance with the minimum servicing standards.


In our opinion, management's assertion that the Credit Union complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.



/s/ PricewaterhouseCoopers LLP


March 7, 2006



(page)



(logo) NAVY
FEDERAL
Credit Union

PO Box 3000 * Merrifield VA * 22119-3000
In reply refer to.

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards




February 27, 2006




As of and for the year ended December 31, 2005 Navy Federal Credit Union ("Navy Federal") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers
Association of America's Uniform Single Attestation Program for
Mortgage Bankers ("USAP").


As of and for this same period, Navy Federal had in effect a fidelity bond and errors and omissions policy in the amounts of $15,000,000 and $2,500,000 respectively.



/s/ John R. Peden
John R. Peden
Senior Executive Vice President, Operations


/s/ Louis W. Jennings
Louis W. Jennings
Executive Vice President, Operations

/s/ Joan C. Cox
Joan C. Cox
Vice President, Real Estate Lending





  EX-99.1 (m)
(logo) KPMG

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Independent Accountants' Report


The Board of Directors
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.:


We have examined management's assertion, included in the accompanying Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company), that the Company complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures, as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP

February 21, 2006


KPMG LLP a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative





  EX-99.1 (n)
McGladrey & Pullen
Certified Public Accountants



Wescom Credit Union
Pasadena, California


We have examined management's assertion, included in the accompanying Assertion by Wescom Credit Union (the Credit Union), that the Credit Union complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005 included in the following management assertion, insofar as that assertion relates to the Charlie Mac serviced loan portfolio:

"As of and for the year ended December 31, 2005, Wescom Credit Union has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Sinqle Attestation Program for Mortgage Bankers (USAP) solely as they relate to the Charlie Mac serviced loan portfolio. As of and for this same period, Wescom Credit Union had in effect a fidelity bond and errors and omissions policy in the amounts of $10,000,000 and $1,500,000, respectively."

Management is responsible for the credit union's compliance with these minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Credit Union's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Credit Union's compliance with minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Credit Union's compliance with the minimum servicing standards.

In our opinion, management's assertion that Wescom Credit Union complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.

/s/ McGladrey & Pullen, LLP


Los Angeles, California
January 20, 2006




McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal entities.





  EX-99.2 (a)
(logo)
acu
ASSOCIATED
CREDIT UNION

6251 Crooked Creek Road, Norcross, Georgia 30092-3107
Telephone (770) 448-8200
www.acuonline.org

Nearman, Maynard, Vallez, CPAs & Consultants, P.A.
10621 North Kendall Drive, Suite 219
Miami, Florida 33176

RE: Management Assertion

As of and for the period ended December 31, 2005, Associated Credit Union has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, to the extent the procedures in such Program are applicable to the servicing obligations set forth in the Credit Union's contract with Charlie Mac. We have determined the applicable procedures to be as follows:

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
   * be mathematically accurate;
   * be prepared within forty-five (45) calendar days after the cutoff date;
   * be reviewed and approved by someone other than the person who prepared the reconciliation; and
   * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.


(logo)
AMERICA'S
CREDIT UNIONS
Where people are worth more than money.


(page)


2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes, or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.


(page)


2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

As of and for the same period, Associated Credit Union had in effect a fidelity policy and errors and omissions policy in the amount of $1,000,000.


/s/ George M. Clarke
George M. Clarke, President

1.10.06
Date





  EX-99.2 (b)
(logo) Bank-Fund Staff Federal Credit Union
Serving the Staffs and Families of The World Bank Group and International Monetary Fund




February 28, 2006

Ernst & Young LLP
8484 Westpark Drive
McLean, VA 22102


Management Assertion


Gentlemen:

We, as members of management of Bank-Fund Staff Federal Credit Union, are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of Bank-Fund Staff Federal Credit Union's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2005 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2005, Bank-Fund Staff Federal Credit Union complied, in all material respects, with the minimum servicing standards set forth in the USAP.


As of and for this same period, Bank-Fund Staff Federal Credit Union had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and S1,000,000 respectively.


Very truly yours,


/s/ George W. West
George W. West
Interim Managing Director and
Chief Executive Officer

/s/ Stephen D Breed
Stephen D. Breed
Director of Lending Services

/s/ John J. Dean
John J. Dean
Controller


1818 H Street, N.W. Washington, D.C. 20433  (202) 458-4300  Fax (202) 522-1528
Telex 248423 WORLDBANK





  EX-99.2 (c)
(logo)
Bethpage
Federal Credit Union

899 S. Oyster Bay Road
Bethpage, NY 11714

1.800.628.7070 Tel
516.349.6950 Fax
www.bethpagefcu.com

Mortgages

McGladrey & Pullen, LLP
100 Cummings Center
Suite 211-C
Beverly, MA 01915


As of and for the year ended December 31, 2005, Bethpage Federal Credit Union has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Bethpage Federal Credit Union had in effect a fidelity bond in the amount of $10,000,000 and errors and omissions policy in the amount of $1,000,000.


/s/ Kirk Kordeleski
Kirk Kordeleski, President and Chief Executive Officer
Bethpage Federal Credit Union

2/14/06
Date


/s/ Brian Clarke
Brian Clarke, Senior Vice President and Chief Financial Officer
Bethpage Federal Credit Union

2/14/06
Date


Banking among friends





  EX-99.2 (d)
Boulder Valley Credit Union

we're here for you-
TODAY&TOMORROW

February 28, 2006

As of and for the year ended December 31, 2005, Boulder Valley Credit Union has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Boulder Valley Credit Union had in effect a fidelity bond in the amount of $3,500,000.00 and an errors and omissions policy in the amount of $500,000.00.


/S/ Claire Lindley
Claire Lindley, CFO


(logo)
Boulder Valley
CREDIT UNION

Boulder Valley Credit Union Offices: 5505 Arapahoe Avenue, Boulder CO 80303 * 2667 Broadway, Boulder, CO 80304* 800 Coal Creek Cr., Louisville, CO 80027 * P.O. Box 4049, Estes Park CO 80517 * www.bvcu.org * 303-442-8850 * 800-783-8850





  EX-99.2 (e)
(logo) CUMAnet
Credit Union Mortgage Alliance Network



As of and for the year ended December 31, 2005, CUMAnet, LLC has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, CUMAnet, LLC had in effect a fidelity bond and errors and omissions policy in the amount of $ 1,000,000.00


/s/ Robert L. Birkhahn
Robert L. Birkhahn, Acting President


/s/ Joan Mahon
Joan Mahon, Vice President


/s/ Daniel von Schaurmburg
Daniel von Schaurmburg, Vice President




73 Mountain View Boulevard * P.O. Box 620 * Basking Ridge, NJ 07920 * 1-800-571-6988





  EX-99.2 (f)
(logo) EMC
Mortgage Corporation


February 17, 2006


MANAGEMENT'S ASSERTION

As of and for the year ended November 30, 2005, EMC Mortgage Corporation (the "Company") (a wholly owned subsidiary of The Bear Stearns Companies Inc.), has complied, in all material respects, with the Company's established minimum servicing standards for residential mortgage loans as set forth in Appendix A (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of December 1, 2004 and for the fiscal year ending November 30, 2005, the Company had in effect a fidelity bond in the amount of $210,000,000 and an errors and omissions policy in the amount of $20,000,000.

/s/ Ralene Ruyle
Ralene Ruyle, President

/s/ F.Norton Wells
F. Norton Wells, Executive Vice President

/s/ Sue Stepanek
Sue Stepanek, Executive Vice President


Two MacArthur Ridge, 909 Hidden Ridge Drive, Suite 200, Irving, Texas 75038 Mailing Address: P.O. Box 141358 Irving, Texas 75014-1358

(logo) MBA
Member
Mortgage Bankers
Association of America


(PAGE)


APPENDIX A

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS
ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR
MORTGAGE BANKERS

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

   * be mathematically accurate;

   * be prepared within forty-five (45) calendar days after the cutoff date;

   * be reviewed and approved by someone other than the person who prepared the reconciliation; and

   * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.



-2-

(PAGE)

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





-3-





  EX-99.2 (g)
(logo)
GRAYSTONE


Business Solutions to Improve Profitability,
Customer Retention and Service


February 17, 2006


As of and for the year ended December 31, 2005, Graystone Mortgage Corporation has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Graystone Mortgage Corporation had in effect a fidelity bond and errors and omissions policy in the amount of $500,000.


/s/ Emile P. Coulon
Emile P. Coulon
Chief Executive Officer


/s/ Michael McGuire
Michael McGuire
Senior Vice President
Loan Administration Manager


142 North Road * Sudbury, Massachusetts 01776 * (978) 402-0200 * www.gmc-mtg.com





  EX-99.2 (h)
(logo)
GTE
Federal Credit Union
Together We're Better


As of and for the year ended December 31, 2005, GTE Federal Credit Union has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers for loans serviced for Credit Union Lending Member Connection (Charlie Mac). As of and for this same period GTE Federal Credit Union had in effect a fidelity bond and errors omissions policy in the amount of $5,000,000.

/s/ Kim Yarnelli
Kim Yarnelli/Vice President

February 21, 2006
Date

www.gtefcu.org
P.O. Box 172599, Tampa, Florida 33672-0599
(813) 871-2690 * 1-888-871-2690





  EX-99.2 (i)
(logo) HSBC


Management Assertion

As of and for the year ended December 31, 2005, HSBC Mortgage Corporation (USA) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, HSBC Mortgage Corporation (USA) had in effect fidelity bond and errors and omissions policies in the amount of $697,425,000 and $10,000,000, respectively.


/s/ Michael T. Stilb
Michael T. Stilb
SVP, Mortgage Servicing


/s/ Thomas Scanlon
Thomas Scanlon
Chief Accounting Officer


/s/ Susan Wojnar
Susan Wojnar
SVP, Mortgage Servicing and Business Administration


HSBC Mortgage Corporation (USA)
2929 Walden Avenue, Depew, NY 14043

(logo)
EQUAL HOUNSING
LENDER





  EX-99.2 (j)
(logo) Midwest
LOAN SERVICES INC.
616 Sheldon Avenue, Suite 300
P.O. Box 144
Houghton, MI 49931-0144
Phone: (906) 487-5870
Fax: (906) 487-5869
e-mail: mlsloan@up.net
web: www.subservicer.com


February 22, 2006

Management's Assertion on Compliance
With the Specified Minimum Servicing Standards Set Forth
In the Uniform Single Attestation Program for Mortgage Bankers

We, as members of management of Midwest Loan Services, Inc. are responsible for complying with the servicing standards identified in the attached Exhibit A. These standards are set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards as of December 31, 2005 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2005, the Company complied, in all material respects, with the specified minimum servicing standards.

As of December 31, 2005 and for the year then ended, the Company had in effect a fidelity bond and an errors and omissions policy in the amount of $3,000,000.


/s/Edward Burger
Edward Burger,President


/s/Stephen Ranzini
Stephen Ranzini, Chairman of the Board


(page)


(logo) Midwest
LOAN SERVICES INC.
616 Shelden Avenue, Suite 300
P.O. Box 144
Houghton, MI 49931-0144
phone: (906) 487-5870
fax: (906) 487-5869
e-mail: misloan@up.net
web: www.midwestloanservices.com

Specified Minimum Servicing Standards


I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

a.  Be mathematically accurate;
b. Be prepared within forty-five (45) calendars after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;
c. Be reviewed and approved by someone other than the person who prepared the reconciliations; and
d. Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.


II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records with two (2) business days of receipt.

3. Mortgage payments shall be allocated to the principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


(page)


Specified Minimum Servicing Standards (continued)


III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with the cancelled checks or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.


IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investor's records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.


V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on adjustable rate mortgages (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.


VI. Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment)


VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in the management's assertion.


(page)


Specified Minimum Servicing Standards (continued)


Signed,

/s/ Edward Burger
Edward Burger, President

Date:
      March 23rd, 2006





  EX-99.2 (k)
(logo) National City
Mortgage Co.

National City Mortgage Co.
A Subsidiary of National City Bank of Indiana
3232 Newmark Drive Miamisburg Ohio 45342
Telephone: (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820

Management's Assertion on Compliance with the Specified Minimum
Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of National City Mortgage Co. (NCM), are responsible for complying with the servicing standards identified in the attached Exhibit A (the specified minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of NCM's compliance with the specified minimum servicing standards as of December 31, 2005 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2005, NCM complied, in all material respects, with the specified minimum servicing standards set forth in the USAP.

As of December 31, 2005 and for the year then ended, NCM had in effect a fidelity bond policy in the amount of $200 million and an errors and omissions policy in the amount of $250 million.



/s/ Steven M. Scheid
Steven M. Scheid
Senior Vice President

/s/ T. Jackson Case, Jr.
T. Jackson Case,Jr.
Executive Vice President

March 1, 2006



No one Cares More!


(PAGE)


Exhibit A

Minimum Servicing Standards


Custodial Bank Accounts

Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be mathematically accurate, be prepared within forty-five (30) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period, be reviewed and approved by someone other than the person who prepared the reconciliation and document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

Procedure:

The bank reconciliation processors have no reporting or remitting authority or responsibility. They are responsible for reporting reconciling items greater than 90 days to the supervisor. Because of this, the supervisor and manager review all the clearing accounts, any account with reconciling items greater than 90 days, and accounts with an overdrawn balance only.

All of the custodial accounts are reconciled each month, with any outstanding items over 90 days reported to supervision for their review. They are reconciled within 30 days.

After all accounts are reconciled,
* The bank recon log which records the all accounts and the date the reconciliation is completed is given to the Supervisor of the area.
* Any custodial account which has items 90 days outstanding is indicated in red on the log and that month's reconciliation is given with the log to the Supervisor.

The reconciliation log is given to the supervisor who verifies all accounts are reconciled within the time frames. Each clearing account is reviewed by the Supervisor for validity, verifying the reconciliation is complete and accurate, using any system reports if they are applicable. The Supervisor signs off on the bottom of each reconciliation and dates the document.

After all accounts are reviewed and any memos are prepared and signed off, all of the reconciliations and the reconciliation log are then forwarded to the Vice President of Investor Services for a second review and signoff.

All private pool investor (recon 660) and GSE principal and interest custodial account reconciliations are reviewed and signed off on by the supervisor. Also, the manager selects 10 accounts per month at random for review.

Mortgage Payments

Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt. Mortgage payments made in accordance with

(PAGE)


the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

Procedure:

NCM receives mortgage payments from their customers through the following channels: Lockbox, EFT, Over-the-Counter [OTC are payments made at a National City Bank branch], In-House payments [payments received from other departments or directly mailed to NCM], and Electronic Transmissions [payments received electronically from vendors such as SpeedPay, CheckFree, Metavante, Princeton eCom, On-Line Resources and Western Union Quick Collect]. All customer payments made via Lockbox, EFT, Over-the-Counter, In-House and Electronic Transmissions are ultimately transferred to the NCMC Collection Clearing Account (DDA # 2532529). The Collection Clearing account activity is balanced to Exact transaction reports on a daily basis by Payment Services. These reports are retrieved from a bank reporting service. The Collection Clearing account is also balanced to the bank statement monthly by Investor Services, who has no payment posting authority.

Each day, balancing processors ensure that the payments received from the channels noted above are deposited into the related bank clearing accounts and that the borrower's payment information has been updated to MSP [Fidelity].

All payments received by National City Mortgage are updated within two (2) business days or less. Below is a description by payment channel.
* Lockbox has an SLA [Service Level Agreement] with NCM that 100% of matched payments will be processed same day. The remaining, exception payments will be processed 100% the next day.
* EFT payments are processed electronically on their scheduled date.
* OTC payments are transmitted directly to MSP daily by National City Bank.
* Electronic/Bill Payment Vendor payments are transmitted directly to MSP daily by the vendor.
* In-House payments are received from: (1) other departments, (2) unprocessed work from Lockbox; (3) Customer Service lobby; and (4) payments mailed directly to NCMC. In-House payments [exception payments] are keyed directly into the MSP system and are applied to the mortgagor records the day received by Payment Services. If all payments are not processed same day, they are processed the first thing the following morning. Payments are processed first-in-first-out.

Each payment processed into MSP [Fidelity] is automatically allocated by the MSP system to principal, interest, taxes, insurance and service fees during MSP's nightly processing. National City Mortgage Co. accepts payoffs by check or wire. Payoff checks and wires received by 3:00 p.m. Eastern Time, Monday through Friday, will be processed the same day. Payoff checks must be mailed to: 3232 Newmark Dr., Miamisburg, Ohio 45342, Attn: Payoff Dept. All payoffs are date stamped and posted to the servicing system (Fidelity) the same day received with the exception of short payoffs. Deposit slips are prepared and batch reconciled to the deposit. The deposit slips and corresponding checks are hand delivered to Payment Services for a second reconciliation to prepare for delivery to the bank. If payoff funds received are inadequate and sufficient funds are not in the loans escrow/impound account, National City Mortgage Co. will contact the sender of the funds to collect the shortage.

Disbursements

(PAGE)


Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements. Unissued checks shall be safeguarded so as to prevent unauthorized access.

Procedure:

National City Mortgage Co has proper internal controls to provide reasonable assurance that investor remittances and tax and insurance payments are properly authorized at the correct amount. The servicing system tracks due dates to ensure timely payment. All clearing and custodial accounts are reconciled monthly to the servicing system. Only authorized personnel are allowed wire transfer access and check printing access. Internal audits and utilization of the servicing system prevents duplicate payments.

Each loan is audited to ensure that the appropriate insurance and tax information has been populated for correct disbursement. Tax and Insurance information is tracked on an automated "Insurance or Tax Workstation" and disbursements are generated based on the appropriate expiration or due date.

Investor Accounting and Reporting

The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

Procedure:

For the majority of loans, the investor sends a "turnaround" report which compares the servicer trial balance records to the investor records. Other investors notify the Investor Services department of differences.

Mortgagor Loan Accounting

The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

Procedure:

Once a loan boards the Fidelity servicing system, it is reviewed for accuracy. The Fidelity system tracks each loan until termination. Sufficient funds are deposited to the escrow account to cover insurance premiums, (including hazard, flood, PMI and MIP), taxes, and special assessments.

(PAGE)


ARM adjustments are calculated on an automated "ARM workstation" and are based on the appropriate index as obtained in the Wall Street Journal or other financial publication as needed. A letter is sent according to RESPA requirements, advising the borrower of the new rate.

Each escrowed loan is boarded on the Fidelity servicing system with a coupon month that indicates when the loan is due for escrow analysis. Loans are reviewed each month based upon the coupon month and the mass escrow analysis is performed. Quality audit reports are ordered monthly on the entire portfolio to ensure that the loans are in the appropriate coupon month and that each loan has been analyzed in the past twelve months or remains within RESPA compliance.

The accrual of interest on escrow is tracked on the Fidelity servicing system on the loan level. Monthly reports, ordered by the Escrow Analysis Supervisor, release the funds to be deposited into the escrow accounts. Quarterly, the Escrow Analysis Supervisor reviews the state regulations for changes. Quality audit reports are ordered monthly on the loans in states requiring interest on escrow to ensure that the loans are properly coded for interest on escrow.

Delinquencies

Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment repayment plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

Procedure:

National City Mortgage Co.'s collection strategy is to make early contact with delinquent mortgagors to improve the likelihood that defaults and poor pay habits can be cured. This strategy employs a series of calls, letters, and property inspections to gather information regarding the reasons for default, the mortgagors' ability to pay, their intentions to retain the property and the condition of the property.

Delinquency trends, by product, are analyzed throughout the month to provide effective call campaign penetration strategies. Risk Profiler and Early Indicator scoring are utilized to prioritize calling campaigns. High risk and special product loans are managed in a Special Servicing Team. This team consists of counselors who demonstrate strong technical and product knowledge, excellent listening skills, and possess a thorough understanding of loss mitigation.

The use of Early Resolution allows counselors to work all stages of delinquency. Loans thirty or more days past due are worked through Early Resolution starting the first day of the month. Less than thirty-day delinquent loans are worked in FIS through the sixteenth of the month. All delinquent loans are processed through Early Resolution by the seventeenth day of the month.

The scripting and prompting tools within Early Resolution guide the counselor to obtain the necessary mortgagor information required to evaluate a hierarchy of solutions. Approximately three hundred management controls and embedded complex calculations within Early Resolution lead the counselor through the appropriate qualification/pre-qualification or loss mitigation resolution. The available Loss Mitigation options are:
* Partial Claim/Claim Advance

* Modification

* Short Sale

(PAGE)


* Deed-in-lieu of foreclosure

Workouts are encouraged if the end result is to improve the likelihood that the mortgagor can retain his/her home through reduced payments or that losses can be reduced through an assisted short sale of the property. In the interest of minimizing investor losses, collection activity continues during the loss mitigation review process. If the mortgagor's financial situation does not support a workout or if the mortgagor is unwilling to work with National City Mortgage Co., the loan is breached and moved timely through the foreclosure process. Loss Mitigation will continue to be offered to the borrower throughout the foreclosure process.

Insurance Policies

A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

Procedure:

National City Mortgage Co is required to carry adequate coverage on National City Mortgage Co's loans in the event that National City Mortgage Co made an error. The policy is reviewed annually to ensure proper coverage.





  EX-99.2 (l)
(logo) NAVY
FEDERAL
Credit Union

PO Box 3000 * Merrifield VA * 22119-3000
In reply refer to.

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards




February 27, 2006




As of and for the year ended December 31, 2005 Navy Federal Credit Union ("Navy Federal") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers
Association of America's Uniform Single Attestation Program for
Mortgage Bankers ("USAP").


As of and for this same period, Navy Federal had in effect a fidelity bond and errors and omissions policy in the amounts of $15,000,000 and $2,500,000 respectively.



/s/ John R. Peden
John R. Peden
Senior Executive Vice President, Operations


/s/ Louis W. Jennings
Louis W. Jennings
Executive Vice President, Operations

/s/ Joan C. Cox
Joan C. Cox
Vice President, Real Estate Lending





  EX-99.2 (m)
(logo) WELLS  HOME
       FARGO  MORTGAGE

1 Home Campus
Des Moines, IA 50328


Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.



As of and for the year ended December 31, 2005, Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond along with an errors and omissions policy in the amounts of $100 million and $20 million, respectively.



/s/ Michael J. Heid                 February 21, 2006
Michael J. Heid, Division President, Capital Markets, Finance, & Administration Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Franklin R. Codel               February 21, 2006
Franklin R. Codel, Executive Vice President, Finance and Corporate Real Estate Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Mary Coffin                     February 21, 2006
Mary Coffin, Executive Vice President, Servicing & Post Closing
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Cara K. Heiden
Cara K. Heiden, division President, Nat'l Consumer & Institutional Lending Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.





  EX-99.2 (n)
(logo) WESCOM Credit Union

March 3, 2006


McGladrey & Pullen, LLP
2001 South Barrington Ave, Suite 303
Los Angeles, CA 90025-5379


In connection with your examination of our assertion that Wescom Credit Union complied with the minimum servicing standards in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortqaqe Bankers ("USAP") as of December 31, 2005 and for the year then ended, solely as they relate to the Charlie Mac serviced loan portfolio, we recognize that obtaining representations from us concerning the information contained in this letter is a significant procedure in enabling you to express an opinion on management's assertion about compliance with the minimum servicing standards. Accordingly we make the following representations, which are true to the best of our knowledge and belief in all material respects:

1. We are responsible for complying with the minimum servicing standards in the USAP.

2. We are responsible for establishing and maintaining an effective internal control structure over compliance with the minimum servicing standards.

3. We have performed an evaluation of Wescom Credit Union's compliance with minimum servicing standards.

4. As of December 31, 2005, and for the year then ended, Wescom Credit Union has materially complied with the minimum servicing standards.

5. We have disclosed to you all known noncompliance with the minimum servicing standards.

6. We have made available to you all documentation related to compliance with the minimum servicing standards.

7. We have disclosed any communications from regulatory agencies, internal auditors, and other practitioners concerning possible noncompliance with minimum servicing standards, including communications received between January 1, 2005 and January 20, 2006.

8. As of December 31, 2005 and for the year then ended, Wescom Credit Union had in effect a Fidelity Bond and Errors and Omissions policy in the amounts of $10,000,000 and $1,500,000, respectively.

/s/ Peter McNulty
Peter McNulty, Senior Vice President Lending

/s/ Mark Tsimanis
Mark Tsimanis, Real Estate Operations Manager



Administrative Offices 123 South Marengo Avenue Pasadena, CA 91101
Phone (626) 535-1000 * Toll Free (888) 493-7266 * Web site www.wescom.org * e-mail mail@wescom.org





  EX-99.3 (a)
(logo) EMC Mortgage Corporation
Proven Performance


Officer's Certificate



PRIME Mortgage Trust 2005-1


I, Sue Stepanek, Executive Vice President of EMC Mortgage Corporation, do hereby certify to the designated Master Servicer that in respect to the period ending November 30, 2005, a review of the activities of EMC Mortgage Corporation ("EMC") during the preceding fiscal year or applicable portion thereof and it's performance under the above referenced Pooling and Servicing Agreement has been made under my supervision. To the best of my knowledge, based on such review, EMC has performed and fulfilled its duties, responsibilities and obligations under this Agreement in all material respects throughout such year, or, if there has been a default in the fulfillment of any such duties, responsibilities or obligations, specifying each such default known to such Servicing Officer the nature and status thereof. Nothing has come to the attention of such Servicing Officer to lead such Servicing Officer to believe that any Servicer has failed to perform any of its duties, responsibilities and obligations under its Servicing Agreement in all material respects throughout such year, or, if there has been a material default in the performance or fulfillment of any such duties, responsibilities or obligations, specifying each such default known to such Servicing Officer and the nature and status thereof.



/s/ Sue Stepanek
Sue Stepanek, Executive Vice President

March 1, 2006
Date



Two MacArthur Ridge 909 Hidden Ridge Drive, Suite 200 Irving, Texas 75038 Mailing Address: P.O. Box 141358, Irving, Texas 75014-1358

(logo) MBA Member Mortgage Bankers Association of America





  EX-99.3 (b)
(logo) HSBC

Wells Fargo Bank, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2005 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ Michael T. Stilb
Officer

SVP
Title

2/28/06
Date


HSBC Mortgage Corporation (USA)
2929 Walden Avenue, Depew, NY 14043


(logo) EQUAL HOUSING LENDER





  EX-99.3 (c)
Exhibit "A"


Wells Fargo Bank, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2005 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.




Certified By:
/s/ T. Jackson Case Jr.



Executive VP
Title

March 2, 2006
Date





  EX-99.3 (d)
(logo) U.S. CENTRAL

March 21, 2006

SUITE 100
9701 RENNER BLVD
LENEXA, KANSAS  66219
TEL:       (913)227-6000
TOLL FREE: (888)872-0440
FAX:       (913)438-1564
WWW.USCENTRAL.COOP

Wells Fargo Bank, NA
9062 Old Annapolis Road
Columbia, MD 21045
Attn: Compliance

RE: Annual Statement As To Compliance


Per Section 6.04(a) of the Purchase, Warranties and Servicing Agreement, (the "Agreement"), dated as of June 1, 2005 by and between EMC Mortgage Corporation and U.S. Central Credit Union (the "Company"), as amended (the "Agreement") the undersigned officer of the Company hereby certifies the following for the 2005 calendar year:

(a) That a review of the activities of US Central Credit Union during the 2005 calendar year and of its performance under the Agreement has been made under the supervision of the undersigned;

(b) That to the best of such officer's knowledge, based on such review, US Central Credit Union has fulfilled all of its obligations under the Agreement throughout such annual period,


Capitalized terms used but not defined herein shall have the meanings ascribed thereto in the Agreement.


Certified by:

/s/ Conaught M. Loveless
Conaught M. Loveless
Chief Investment Officer





  EX-99.3 (e)
(logo) WELLS  HOME
       FARGO  MORTGAGE


Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001


February 24, 2006


Re: 2005 Annual Certification

We hereby certify to the best of our knowledge and belief that for the calendar year of 2005:

  1. All real estate taxes, bonds assessments and other lienable items have been paid.

  2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).

  3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement, or those of a normal prudent lender if not specified, and those premiums due have been paid.

  4. We have made all property inspections as required.

  5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

  6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported.

Sincerely,

/s/ John B. Brown
John B. Brown
Senior Vice President
Wells Fargo Home Mortgage


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   I-A-1                          5,470,194.84         25,817,591.52                 0.00              97,133,408.47
   I-A-2                            203,226.97                  0.00                 0.00               4,033,796.00
   I-A-3                            853,325.00                  0.00                 0.00              17,400,000.00
   I-A-4                             12,750.99                  0.00                 0.00              17,400,000.00
   I-A-5                            780,705.14                  0.00                 0.00              15,496,000.00
   I-A-6                            436,817.64          4,328,325.67                 0.00              11,402,742.33
   I-A-7                            518,191.25                  0.00                 0.00              11,402,742.33
   I-A-8                             25,392.07                  0.00                 0.00                 504,000.00
   I-B-1                            167,409.06             43,052.00                 0.00               3,168,947.99
   I-B-2                             57,383.99             14,757.23                 0.00               1,086,242.76
   I-B-3                             33,460.96              8,605.02                 0.00                 633,394.96
   I-B-4                             19,127.99              4,919.08                 0.00                 362,080.92
   I-B-5                             14,385.07              3,699.36                 0.00                 272,300.64
   I-B-6                             19,154.48              4,270.72                 0.00                 363,014.29
   I-PO                                   0.00            100,866.45                 0.00               1,357,169.28
   R-1                                1,499.69                100.00                 0.00                       0.00
   RADIAN                            11,165.00                  0.00                 0.00              17,400,000.00